Form 10KSB
period 2004-12-31
Hometown Community Bancshares, Inc.
filed 2005-03-31
CIK 1302369

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-KSB

(Mark One)
☑	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2004
OR
☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number: 333-118982

HOMETOWN COMMUNITY BANCSHARES, INC.

(Name of Small Business Issuer As Specified in Its Charter)

Georgia (State or Other Jurisdiction of	20-0714112 (I.R.S. Employer Identification No.)
Incorporation or Organization)

PO Box 218	30517
Braselton, Georgia	(Zip Code)
(Address of Principal Executive Offices)

Issuer’s telephone number: (706) 654-3199

Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of Each Class	Name of Exchange on Which Registered
None.	None.

Securities registered pursuant to Section 12(g) of the Exchange Act:

None.

     Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained herein, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

     State issuer’s revenues for its most recent fiscal year: $-0-.

     The aggregate market value of the voting common equity held by non-affiliates of the issuer, computed by reference to the price at which the common equity was sold, was $-0-.

     As of March 28, 2005, there were 9,000 shares of the issuer’s common stock issued and outstanding.

     If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-KSB (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) of the Securities Act of 1933 (“Securities Act”). Not Applicable

     Transition Small Business Disclosure Format. Yes ☐ No ☑

Cautionary Notice Regarding Forward-Looking Statements

     Hometown Community Bancshares, Inc. (“Hometown Community Bancshares”, “Company”, “we” or “us”) may from time to time make written or oral “forward-looking statements”, including statements contained in our filings with the Securities and Exchange Commission (including this annual report on Form 10-KSB and the exhibits thereto), in our reports to shareholders and in other communications by us, which are made in good faith by us pursuant to the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995.

     These forward-looking statements involve risks and uncertainties, such as statements of our plans, objectives, expectations, estimates and intentions that are subject to change based on various important factors, some of which are beyond our control. Those factors could cause our financial performance to differ materially from the plans, objectives, expectations, estimates and intentions expressed in such forward-looking statements: the strength of the United States economy in general and the strength of the local economies in which we conduct operations; the effects of, and changes in, trade, monetary and fiscal policies and laws, including interest rate policies of the Board of Governors of the Federal Reserve System, inflation, interest rate, market and monetary fluctuations; the effects of any actual or potential military action or terrorist event; the timely development of and acceptance of new products and services and the perceived overall value of these products and services by users, including the features, pricing and quality compared to competitors’ products and services; the willingness of users to substitute competitors’ products and services for our products and services; our success in gaining regulatory approval of our products and services, when required; the impact of changes in financial services laws and regulations, including laws concerning taxes, banking, securities and insurance; technological changes and acquisitions; managing credit risk; changes in consumer spending and saving habits; and our success at managing the risks involved in the foregoing.

     We do not undertake to update any forward-looking statement, whether written or oral, that may be made from time to time by us or on our behalf.

PART I

Item 1. Description of Business.

General

     Hometown Community Bancshares, Inc. was incorporated under the laws of the State of Georgia on May 12, 2004, primarily to hold all of the capital stock of its proposed Georgia banking subsidiary, Hometown Community Bank (Proposed). We may not acquire the capital stock of Hometown Community Bank without the prior approval of the Federal Reserve Bank of Atlanta and the Georgia Department of Banking and Finance (the “Georgia Department”). Subsequent to year-end we received conditional approval of the Bank’s (Proposed) charter from the Georgia Department of Banking and Finance and its application for deposit insurance from the FDIC. We will file an application for Federal Reserve approval within the next few weeks. We will file an application for Federal Reserve and Georgia Department approval within the next few weeks. Hometown Community Bancshares, Inc. initially will engage in no business other than owning and managing Hometown Community Bank .

     Our temporary offices are located at 74 Lagree Duck Road, Braselton, Georgia 30517. We currently plan for Hometown Community Bank to be located near this office at 6700 Highway 53, Braselton, Georgia 30517.

Hometown Community Bank

     Hometown Community Bank is being formed to engage in a general commercial banking business, emphasizing personalized banking services to independent developers, contractors, subcontractors, and suppliers, small-to-medium businesses, and, to a lesser extent, homeowners and consumers. On February 21, 2005, Hometown Community Bank received preliminary approval of its application for a charter from the Georgia Department. In addition, on January 4, 2005, Hometown Community Bank also received the approval of its application for deposit insurance from the FDIC. In granting its approval of Hometown Community Bank’s charter, the Georgia Department requires the Bank to be capitalized with a minimum amount of $9,500,000 as a condition to the commencement of its business. Accordingly, we decide to extend to September 30, 2005, the public offering of our common stock registered under the registration statement, filed on Form S-1 (File No. 333-118982), which was declared effective by the Securities and Exchange Commission on November 12, 2004 and plan to raise an amount of at least $10,000,000 from this offering to fund the required capital of Hometown Community Bank. After using a minimum of $9,500,000 of the gross proceeds to purchase the capital stock of Hometown Community Bank, we will retain any balance of the proceeds for working capital and other general corporate purposes, including payment of expenses and to provide additional capital for Hometown Community Bank in the future, if necessary .

Deposits

     Hometown Community Bank intends to offer a full range of deposit services that are typically available in most banks and savings and loan associations, including checking accounts, NOW accounts, savings accounts and other time deposits of various types, ranging from daily money market accounts to longer-term certificates of deposit. The transaction accounts and time certificates will be tailored to Hometown Community Bank’s principal market area at rates competitive to those offered in the Braselton/Oakwood corridor. In addition, Hometown Community Bank intends to offer certain retirement account services, such as Individual Retirement Accounts (IRAs). All deposit accounts will be insured by the FDIC up to the maximum amount allowed by law (generally, $100,000 per depositor subject to aggregation rules). Hometown Community Bank intends to solicit these accounts from individuals, professionals and businesses in the Braselton/Oakwood corridor.

Lending Activities

     General. Hometown Community Bank intends to emphasize a range of lending services, including commercial, real estate and consumer loans, to small-to-medium sized businesses and professional concerns and individuals that are located in or conduct a substantial portion of their business in Hometown Community Bank’s market area. While there can be no assurance as to the amount or distribution of Hometown Community Bank’s loans, we anticipate that its initial portfolio will consist of approximately 15% commercial loans, approximately

75% real estate loans (including commercial loans secured in part by real estate), and approximately 10% consumer loans.

     Commercial Loans. The organizers currently anticipate that loans for commercial purposes in various lines of businesses will be one of the primary components of Hometown Community Bank’s loan portfolio. The principal economic risk associated with each category of anticipated loans, including commercial loans, is the creditworthiness of Hometown Community Bank’s borrowers, which in turn is affected by general economic conditions and the strength of the services and retail market segments. Commercial loans may require more careful management in order to limit the risks associated with them. The well-established banks in the Braselton/Oakwood corridor will make proportionately more loans to medium-to-large sized businesses than Hometown Community Bank. Many of Hometown Community Bank’s anticipated commercial loans will likely be made to small-to-medium sized businesses that may be less able to withstand competitive, economic, and financial conditions than larger borrowers. Commercial lending will include loans to entrepreneurs, professionals, and small-to-medium businesses. Small business products will include: working capital and lines of credit; business term loans to purchase fixtures and equipment, for site acquisition or business expansion; inventory, accounts receivable, and purchase-order financing; and construction loans for owner occupied buildings. Hometown Community Bank plans to place particular emphasis on loans averaging under $500,000. Commercial loans where Hometown Community Bank takes a security interest in real estate out of an abundance of caution and not as the principal collateral for the loan are considered to be real estate loans and discussed further below.

     Real Estate Loans. Hometown Community Bank expects to focus its real estate activity in five areas: (1) commercial and residential real estate development and construction loans; (2) home improvement loans; (3) home equity lines; (4) conforming and nonconforming mortgages; and (5) owner occupied commercial real estate loans in the Braselton/Oakwood corridor. These loans include certain commercial loans where Hometown Community Bank takes a security interest in real estate out of an abundance of caution and not as the principal collateral for the loan, but will exclude home equity loans, which are classified as consumer loans. Loan terms generally will be limited to five years or less, although payments may be structured on a longer amortization basis. Interest rates may be fixed or adjustable. Hometown Community Bank will generally charge an origination fee. Management will attempt to reduce credit risk in the commercial real estate portfolio by emphasizing loans on owner-occupied office and retail buildings where the loan-to-value ratio, established by independent appraisals, does not exceed 85%. In addition, Hometown Community Bank may require personal guarantees of the principal owners of the property backed with a review by Hometown Community Bank of the personal financial statements of the principal owners. The principal economic risk associated with each category of anticipated loans, including real estate loans, is the creditworthiness of Hometown Community Bank’s borrowers. The risks associated with real estate loans vary with many economic factors, including employment levels and fluctuations in the value of real estate, new job creation trends and tenant vacancy rates. Hometown Community Bank will compete for real estate loans with a number of bank competitors that are well established in the Braselton/Oakwood corridor. Most of these competitors have substantially greater resources and lending limits than Hometown Community Bank. As a result, Hometown Community Bank may have to charge lower interest rates to attract borrowers. See “Competition” below.

     Hometown Community Bank may also originate loans for sale into the secondary market. Hometown Community Bank intends to limit interest rate risk and credit risk on these loans by locking the interest rate for each loan with the secondary investor and receiving the investor’s underwriting approval prior to originating the loan.

     Consumer Loans. Hometown Community Bank will make a variety of loans to individuals for personal and household purposes, including secured and unsecured installment loans, home improvement loans, and automobile loans. These loans will be amortized over a period not exceeding 60 months. The revolving loans will typically bear interest at a fixed or adjustable rate and require monthly payments of interest and a portion of the principal balance. The underwriting criteria for home equity loans and lines of credit will generally be the same as applied by Hometown Community Bank when making a first mortgage loan, as described above, and home equity lines of credit will typically expire ten years or less after origination. As with the other categories of loans, the principal economic risk associated with consumer loans is the creditworthiness of Hometown Community Bank’s borrowers, and the principal competitors for consumer loans will be the established banks in the Braselton/Oakwood corridor.

     Loan Approval and Review. Hometown Community Bank’s loan approval policies will provide for various levels of officer lending authority. When the amount of aggregate loans to a single borrower exceeds that individual officer’s lending authority, the loan request will be considered and approved by an officer with a higher lending limit. Hometown Community Bank will establish a loan committee of the Board of Directors (the “Loan Committee”) and any loan in excess of the highest officer’s lending limit must be approved by the Loan Committee. Hometown Community Bank will not make any loans to any director, officer, or employee of Hometown Community Bank unless the loan is approved by the Loan Committee and is made on terms not more favorable to such person than would be available to a person not affiliated with Hometown Community Bank.

     Lending Limits. Hometown Community Bank’s lending activities will be subject to a variety of lending limits imposed by federal law. While differing limits apply in certain circumstances based on the type of loan or the nature of the borrower (including the borrower’s relationship to Hometown Community Bank), in general Hometown Community Bank will be subject to a loan-to-one-borrower limit of an amount equal to 15% of Hometown Community Bank’s unimpaired capital and surplus, or 25% of the unimpaired capital and surplus if the excess over 15% is approved by the board of directors of Hometown Community Bank and is fully secured by readily marketable collateral. Based on the proposed minimum initial capitalization of Hometown Community Bank and its projected pre-opening expenses, Hometown Community Bank’s initial lending limit will be approximately $1,000,000 for loans not fully secured or approximately $1,750,000 for loans fully secured by collateral. Hometown Community Bank has not yet established any minimum or maximum loan limits other than the statutory lending limits described above. These limits will increase or decrease as Hometown Community Bank’s capital increases or decreases as a result of earnings or losses, among other reasons. Unless Hometown Community Bank is able to sell participations in its loans to other financial institutions, it will not be able to meet all of the lending needs of loan customers requiring aggregate extensions of credit above these limits.

Other Banking Services

     Other anticipated bank services include payroll checks cashed for customers, bank-by-mail and bank-by-phone services, cashiers checks, Travelers Cheques and U.S. Savings Bonds, direct deposit of payroll and government benefit checks, after-hours depository, wire transfer services, debit cards, safe deposit boxes, internet banking for commercial customers and Seniors Accounts. Hometown Community Bank plans to become associated with a shared network of automated teller machines that may be used by Bank customers throughout Georgia and other regions. Hometown Community Bank does not plan to initially offer Mastercard and VISA credit card services but may in the future offer such services through a correspondent bank as an agent for Hometown Community Bank. Hometown Community Bank does not plan to exercise trust powers during its initial years of operation. Hometown Community Bank may in the future offer a full-service trust department, but cannot do so without the prior approval of the Georgia Department.

Market Area

     Given recent announced and actual acquisitions of financial institutions in Hall, Gwinnett, Barrow and Jackson Counties and the rapid population growth in the Braselton/Oakwood corridor, the organizers believe there is a gap or vacancy in the local banking market. The organizers believe that there is a need for, and that the community will enthusiastically support, a new locally owned and operated commercial bank in the Braselton/Oakwood corridor. However, size gives the larger banks certain advantages in competing for business from large corporations. These advantages include higher lending limits and the ability to offer services in other areas of Atlanta and the four county area. As a result, we generally will not attempt to compete for the banking relationships of large corporations, but will concentrate our efforts on small businesses, professionals and homeowners.

     We plan to emphasize Hometown Community Bank’s local ownership, community bank nature and ability to provide more personalized service than its competition. We believe our commitment to the Braselton/Oakwood market coupled with a dedication to personal service by local management, relationship banking and local decision makers will set Hometown Community Bank apart from its competitors. We believe that this area will react favorably to Hometown Community Bank’s emphasis on personalized banking services to small-to-medium businesses, developers, contractors, subcontractors, suppliers, homeowners and consumers. However, no assurances in this respect can be given.

     Hometown Community Bank will be temporarily located at 74 Lagree Duck Road, Braselton, Georgia. See “Facilities” below. Hometown Community Bank will primarily serve an area within a ten-mile radius from the intersection of Highway 53 and Interstate 85 and the intersection of Highway 53 and Interstate 985 and is generally bounded to the North by Gainesville Georgia, to the West by Buford, Georgia, to the South by Winder, Georgia and to the East by Maysville, Georgia.

     Unique to Hometown Community Bank will be two bank site locations within a mile radius of two major interstate highways and adjacent to a single highway that will connect the branches. I-85 intersects Highway 53 in Braselton at exit 129. I-985 intersects Highway 53 in Oakwood at exit 16. Hometown Community Bank plans to locate on Highway 53 in Braselton and Oakwood. It is approximately 12 miles on Highway 53 between I-85 in Braselton and I-985 in Oakwood. The bank will market aggressively to potential bank customers along this corridor and its connector roads.

     Hometown Community Bank is being formed to take advantage of the growth in this market area. On April 8, 2004, the U.S. Census Bureau released a study of the one hundred fastest growing counties in America from April 1, 2000 to July 1, 2003. All four of the counties that lie within our market, Barrow (41st), Gwinnett (55th), Jackson (79th) and Hall (98th) are among the 100 fastest growing counties in America. According to the U.S. Census Bureau, the State of Georgia grew 6.09% from April 1, 2000 to July 1, 2003. The counties of Barrow, Gwinnett, Jackson and Hall grew 15.90%, 14.43%, 13.01% and 12.05%, respectively, during this same time period.

     According to the U.S. Census Bureau, the resident population of the four county area exceeded 929,000 as of July 2003. Between 1990 and July 2003, the four county area population has averaged a 6.15% growth rate annually, or an aggregate change of 83.03%. The population is projected to grow to 1,129,000 by 2010, an annual growth rate of 21.46%, compared to the projected annual growth rate for the State of Georgia of only 10.45%. In 1999, the estimated median age in Barrow, Gwinnett, Hall and Jackson Counties was 32.5, 32.5, 32.2, and 34.6 years old, respectively and the estimated median household income in Barrow, Gwinnett, Hall and Jackson Counties was $45,019, $60,537, $44,908 and $40,349, respectively.

     The Braselton/Oakwood corridor is dependent on the industries of real estate development, farming, distribution, manufacturing, services and tourism. Residents of the Braselton/Oakwood corridor generally need lines of credit for liquidity, residential real estate construction and permanent financing. The commercial sector of the economy is oriented toward real estate development. Real estate acquisition and development lending will be important to the success of Hometown Community Bank. The community is experiencing rapid growth in commercial sectors offering services to residents and visitors. The services and tourist related industries need working capital and mortgage financing to support their growth. In addition, the expanding number of retail and professional businesses will require both unsecured and collateral-based commercial lending.

Competition

     The banking business is highly competitive. Hometown Community Bank will compete as a financial intermediary with other commercial banks, savings and loan associations, credit unions, and money market mutual funds operating in the Atlanta area. As of December 2004, the Braselton area was served by five commercial banks with a total of five branches. In addition, another bank is attempting to obtain a charter in Braselton. A number of these competitors are well established in the Braselton/Oakwood corridor. Most of them have substantially greater resources and lending limits than Hometown Community Bank and offer certain services, such as extensive and established branch networks and trust services, that Hometown Community Bank either does not expect to provide or will not provide initially. As a result of these competitive factors, Hometown Community Bank may have to pay higher rates of interest to attract deposits.

Employees

     Hometown Community Bancshares anticipates that, upon commencement of operations, Hometown Community Bank will have approximately ten full-time employees and one part-time employee. Hometown Community Bancshares will not have any employees other than its officers, none of whom will initially receive any remuneration for their services to Hometown Community Bancshares. Sean Childers, the proposed President and Chief Executive Officer of Hometown Community Bank is currently employed by Hometown Community Bancshares as its President and Chief Executive Officer to head the organizational effort for Hometown Community Bank.

Supervision and Regulation

     Hometown Community Bancshares and Hometown Community Bank will be extensively regulated under federal and state laws and regulations. These laws and regulations generally are intended to protect depositors, not shareholders. The following is a summary description of certain provisions of selected laws and regulations that affect bank holding companies and banks. To the extent that the following summary describes statutory or regulatory provisions, it is qualified in its entirety by reference to the particular statutory and regulatory provisions. Any change in applicable laws or regulations may have a material effect on the business and prospects of Hometown Community Bancshares and Hometown Community Bank.

     Beginning with the enactment of the Financial Institutions Reform, Recovery and Enforcement Act of 1989 (“FIRREA”) and following with the Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”), numerous additional regulatory requirements have been placed on the banking industry in the past ten years, and additional changes have been proposed. The banking industry has also changed significantly as a result of the passage of the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the “Interstate Banking Act”) and the Financial Services Modernization Act of 1999. Our operations may be affected by legislative changes and new policies of various regulatory authorities. We cannot predict the nature or the extent of the effect on its business and earnings that fiscal or monetary policies, economic conditions, or new federal or state legislation may have in the future.

Hometown Community Bancshares, Inc.

     We will be a bank holding company within the meaning of the Federal Bank Holding Company Act of 1956, as amended (the “BHCA”). Under the BHCA, we will be subject to periodic examination by the Federal Reserve and will be required to file periodic reports of our operations and such additional information as the Federal Reserve may require.

     Investments, Control and Activities. With certain limited exceptions, the BHCA requires every bank holding company to obtain prior approval of the Federal Reserve:

•	to acquire the ownership or control of more than 5% of any class of voting stock of any bank not already controlled by it;

•	for it or any subsidiary (other than a bank) to acquire all or substantially all of the assets of a bank; and

•	to merge or consolidate with any other bank holding company.

     In addition, and subject to certain exceptions, the BHCA and the Change in Bank Control Act, together with their respective regulations, require Federal Reserve approval (or, depending on the circumstances, no notice of disapproval) prior to any person or company acquiring “control” of a bank holding company. Control is conclusively presumed to exist if an individual or company acquires 25% or more of any class of voting securities of the bank holding company. Control is presumed to exist, subject to rebuttal, if a person acquires 10% or more but less than 25% of any class of voting securities and either the bank holding company has registered securities under Section 12 of the Exchange Act or no other person will own a greater percentage of that class of voting securities immediately after the transaction. Applicable regulations provide a procedure for challenge of the rebuttable control presumption.

     The BHCA further provides that the Federal Reserve may not approve any transaction that would result in a monopoly, or the effect of which may be substantially to lessen competition in any section of the country, or that in any other manner would be in restraint of trade, unless the transaction’s anticompetitive effects are clearly outweighed by the public interest. The Federal Reserve is also required to consider the financial and managerial resources and future prospects of the bank holding companies and banks concerned and the convenience and needs of the community to be served.

     Under the Federal Reserve Act, subsidiary banks of a bank holding company are subject to certain restrictions on extensions of credit to the bank holding company or its subsidiaries, on investments in their securities and on the use of their securities as collateral for loans to any borrower. These regulations and restrictions may limit our ability to obtain funds from Hometown Community Bank for our cash needs, including funds for the payment of dividends, interest and operating expenses. Further, federal law prohibits a bank holding company and its subsidiaries from engaging in certain tie-in arrangements in connection with any extension of credit, lease or sale of property, or the furnishing of services.

     Permitted Activities. Until recently, the BHCA generally prohibited bank holding companies from engaging in activities other than banking or managing or controlling banks or other permissible subsidiaries and from acquiring or retaining direct or indirect control of any company engaged in any activities other than those activities determined by the Federal Reserve to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. In determining whether a particular activity is permissible, the Federal Reserve considered whether the performance of such an activity reasonably could be expected to produce benefits to the public that outweigh possible adverse effects.

     The Federal Reserve has determined that the following are among the activities permissible for bank holding companies:

•	factoring accounts receivable;

•	acquiring or servicing loans;

•	leasing personal property;

•	conducting discount securities brokerage activities;

•	performing certain data processing services;

•	acting as agent or broker in selling credit life insurance and certain other types of insurance in connection with credit transactions; and

•	performing certain insurance underwriting activities.

     Despite prior approval, the Federal Reserve has the power to order a holding company or its subsidiaries to terminate any activity or to terminate its ownership or control of any subsidiary when it has reasonable cause to believe that continuation of such activity or such ownership or control constitutes a serious risk to the financial safety, soundness, or stability of any bank subsidiary of that bank holding company.

     New Legislation. Changes to federal law that took effect in March 2000, and new regulations to implement these changes, allow qualifying bank holding companies to become financial holding companies that may affiliate with securities firms and insurance companies and engage in other activities that are financial in nature. Activities that are financial in nature include:

•	securities underwriting;

•	dealing and market making;

•	sponsoring mutual funds and investment companies;

•	insurance underwriting and agency;

•	merchant banking activities; and

•	activities that the Federal Reserve determines to be closely related to banking.

     For Hometown Community Bancshares, Inc. to qualify to become a financial holding company, its depository institution subsidiaries must be well capitalized and well managed and must have a Community Reinvestment Act rating of at least “satisfactory.” In addition, we will file an election with the Federal Reserve to become a financial holding company and give the Federal Reserve 30 days written notice prior to engaging in a permitted financial activity. Although we do not have any immediate plans to file such an election, our holding company structure will give us the flexibility to make such an election if deemed appropriate in the future.

     The federal law that took effect in March 2000 also contains provisions that directly impact the following activities and operations of the Hometown Community Bank:

•	Any insurance activities;

•	The activities of and qualifications for any of Hometown Community Bank’s financial subsidiaries; and

•	Its privacy policies and practices concerning disclosure of consumer information.

     Source of Strength; Cross-Guarantee. Under Federal Reserve policy, a bank holding company is expected to act as a source of financial strength to its bank subsidiaries and to commit resources to support these subsidiaries. This support may be required at times when, absent such policy, the bank holding company might not otherwise provide such support. Under this policy, a bank holding company may be required to loan money to its subsidiary banks in the form of capital notes or other instruments that qualify for capital under regulatory rules. Under the BHCA, the Federal Reserve also may require a bank holding company to terminate any activity or relinquish control of a non-bank subsidiary (other than a non-bank subsidiary of a bank) upon the Federal Reserve’s determination that such activity or control constitutes a serious risk to the financial soundness or stability of any subsidiary depository institution of the bank holding company.

     Federal bank regulatory agencies have additional discretion to require a bank holding company to divest itself of any bank or non-bank subsidiary if the agency determines that divestiture may aid the depository institution’s financial condition. Hometown Community Bank may be required to indemnify, or cross-guarantee, the FDIC against losses it incurs with respect to any other bank controlled by us, which in effect will make our equity investments in healthy bank subsidiaries available to the FDIC to assist any failing or failed bank subsidiary we may have.

     State Regulation. Our activities will be subject to certain provisions of The Financial Institutions Code of Georgia and regulations issued pursuant to such code. These provisions are administered by the Georgia Department, which has concurrent jurisdiction with the Federal Reserve over our activities. The laws and regulations administered by the Georgia Department are generally consistent with, or supplemental to, the federal laws and regulations discussed herein.

Hometown Community Bank

     As a banking corporation organized under the laws of the State of Georgia, Hometown Community Bank will be subject to supervision and examination by the Georgia Department and the Federal Deposit Insurance Corporation (the “FDIC”). Deposits in Hometown Community Bank will be insured by the FDIC up to a maximum amount (generally $100,000 per depositor, subject to aggregation rules). The Georgia Department and the FDIC will regulate or monitor all areas of Hometown Community Bank’s commercial banking operations, including security devices and procedures, adequacy of capitalization and loan loss reserves, loans, investments, borrowings, deposits, mergers, consolidations, reorganizations, issuance of securities, payment of dividends, interest rates, establishment of branches, and other aspects of its operations. These agencies will require Hometown Community Bank to maintain certain capital ratios and impose limitations on Hometown Community Bank’s aggregate investment in real estate, bank premises and furniture and fixtures. Hometown Community Bank will be required by the FDIC to prepare quarterly reports on Hometown Community Bank’s financial condition and to conduct an annual audit of its financial affairs in compliance with minimum standards and procedures prescribed by the FDIC.

     Under FDICIA, all insured depository institutions must undergo periodic on-site examination by the appropriate federal banking agency. The cost of examinations of insured depository institutions and any affiliates may be assessed by the appropriate agency against each institution or affiliate as it deems necessary or appropriate. All insured institutions are required to submit annual reports to the FDIC and the appropriate federal agency (or state supervisor when applicable). FDICIA also directs the FDIC to develop with other appropriate agencies a method for insured depository institutions to provide supplemental disclosure of the estimated fair market value of assets and liabilities, to the extent feasible and practicable, in any balance sheet, financial statement, report of condition or other report of any insured depository institution.

     FDICIA also requires the federal banking regulatory agencies to prescribe, by regulation, standards for all insured depository institutions and depository institution holding companies relating to, among other things, internal controls, information systems and audit systems; loan documentation; credit underwriting; interest rate risk exposure; and asset quality.

     Community Reinvestment Act. The Community Reinvestment Act (the “CRA”) requires that, in connection with examinations of financial institutions within their respective jurisdictions, the Federal Reserve, the FDIC, and any other federal banking agency, shall evaluate the record of the financial institution in meeting the credit needs of its local community, including low and moderate income neighborhoods. A financial institution’s CRA record is considered in evaluating applications to the agencies for mergers, acquisitions, and new branch facilities. Failure to comply with the CRA could submit a financial institution to additional requirements and limitations.

     Other Rules and Regulations. Interest and other charges collected or contracted for by Hometown Community Bank are subject to state usury laws and federal laws concerning interest rates. For example, under the Soldiers’ and Sailors’ Civil Relief Act of 1940, a lender is generally prohibited from charging an annual interest rate in excess of 6% on any obligation for which the borrower is a person on active duty with the United States military.

     Hometown Community Bank’s loan operations are also subject to federal laws applicable to credit transactions, such as:

•	The federal Truth-In-Lending Act, governing disclosures of credit terms to consumer borrowers;

•	The Home Mortgage Disclosure Act of 1975, requiring financial institutions to provide information to enable the public and public officials to determine whether a financial institution is fulfilling its obligation to help meet the housing needs of the community it serves;

•	The Equal Credit Opportunity Act, prohibiting discrimination on the basis of race, creed or other prohibited factors in extending credit;

•	The Fair Credit Reporting Act of 1978, governing the use and provision of information to credit reporting agencies;

•	The Fair Debt Collection Act, governing the manner in which consumer debts may be collected by collection agencies;

•	Soldiers’ and Sailors’ Civil Relief Act of 1940, governing the repayment terms of, and property rights underlying, secured obligations of persons in military service; and

•	The rules and regulations of the various federal agencies charged with the responsibility of implementing these federal laws.

     The overdraft protection programs offered by banks are further subject to the Joint Guidance on Overdraft Protection Program (“Joint Guidance”) issued by federal banking regulatory agencies in February 2005. The Joint Guidance contains three primary sections: Safety and Soundness Considerations; Legal Risks; and Best Practices. The safety and soundness discussion seeks to ensure that financial institutions offering overdraft protection programs adopt adequate policies and procedures to address credit, operational, and other associated risks. The legal risks discussion advises institutions to have their overdraft protection programs reviewed by legal counsel to ensure overall compliance prior to implementation. The best practices section addresses the marketing and communications in connection with overdraft protection programs as well as the disclosure and operation of these programs. Hometown Community Bank will implement policies and procedures to comply with the applicable requirements of the Joint Guidance.

     In addition, the Georgia Fair Lending Act (“GAFLA”) imposes certain restrictions and procedural requirements on most mortgage loans made in the state of Georgia, including home equity loans and lines of credit. However, on August 5, 2003, the Office of the Comptroller of the Currency (the “OCC”), the primary federal regulator for national banks, determined that federal law preempts the entirety of GAFLA as to national banks and their operating subsidiaries. GAFLA contains a provision that preempts GAFLA as to state banks in the event that the OCC determines that federal law preempts GAFLA as to national banks. Therefore, Hometown Community Bank is exempt from the requirements of GAFLA.

     The deposit operations of Hometown Community Bank are subject to:

•	The Right to Financial Privacy Act, which imposes a duty to maintain confidentiality of consumer financial records and prescribes procedures for complying with administrative subpoenas of financial records; and

•	The Electronic Funds Transfer Act and Regulation E issued by the Federal Reserve to implement that act, which govern automatic deposits to and withdrawals from deposit accounts and customers’ rights and liabilities arising from the use of automated teller machines and other electronic banking services.

     Hometown Community Bank’s commercial transactions will also be subject to the provisions of Georgia law governing such transactions. These laws include the Uniform Commercial Code and other provisions of the Georgia Code Annotated.

Deposit Insurance

     The deposits of Hometown Community Bank will be insured to a maximum of $100,000 per depositor, subject to aggregation rules. The FDIC establishes rates for the payment of premiums by federally insured banks and thrifts for deposit insurance. Since 1993, insured depository institutions like Hometown Community Bank have paid for deposit insurance under a risk-based premium system. The deposit accounts held by Hometown Community Bank are insured by the FDIC to a maximum of $100,000 for each insured member (as defined by law and regulation). The FDIC uses a risk-based assessment system for insured depository institutions that takes into account the risks attributable to different categories and concentrations of assets and liabilities. The system assigns an institution to one of three capital categories: (a) well capitalized; (b) adequately capitalized; and (c) undercapitalized. These three categories are substantially similar to the prompt corrective action categories described above, with the “undercapitalized” category including institutions that are undercapitalized, significantly undercapitalized, and critically undercapitalized for prompt corrective action purposes. An institution is also assigned by the FDIC to one of three supervisory subgroups within each capital group. The supervisory subgroup to which an institution is assigned is based on a supervisory evaluation provided to the FDIC by the institution’s primary federal regulator and information which the FDIC determines to be relevant to the institution’s financial condition and the risk posed to the deposit insurance funds (which may include, if applicable, information provided by the institution’s state supervisor). An institution’s insurance assessment rate is then determined based on the capital category and supervisory category to which it is assigned. Insurance of deposits may be terminated by the FDIC upon a finding that the financial institution has engaged in unsafe and unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, rule, order, or condition imposed by the FDIC.

     Based on Hometown Community Bank’s anticipated initial risk classification, Hometown Community Bank will not be required to pay an assessment for deposit insurance during its initial year of operation. However, Hometown Community Bank will be required to pay Bank Insurance Fund Financing Corporation (“FICO”) assessments after it opens for business. The FICO assessment rate is set quarterly and is 1.44 cents per $100 of assessable deposits for the first quarter of 2005.

Dividends

     We are a legal entity separate and distinct from Hometown Community Bank. Our principal source of cash flow, including cash flow to pay dividends to our shareholders, will be dividends from Hometown Community Bank. The amount of dividends that may be paid by Hometown Community Bank to us will depend on Hometown Community Bank’s earnings and capital position and is limited by various federal and state statutory and regulatory limitations. In addition, the Federal Reserve has stated that bank holding companies should refrain from or limit dividend increases, or reduce or eliminate dividends under circumstances in which the bank holding company fails to meet minimum capital requirements or in which its earnings are impaired.

     As a Georgia banking corporation, Hometown Community Bank will be permitted to pay cash dividends on its outstanding capital stock out of its earnings without any requirement to notify the Georgia Department or request the approval of the Georgia Department under the following conditions:

•	Total classified assets at the most recent examination of Hometown Community Bank, the conclusions of which may have been presented to the Board of Directors, do not exceed 80% of Tier 1 Capital plus the Allowance for Loan Losses as reflected as such examination;

•	The aggregate amount of dividends declared or anticipated to be declared in the calendar year does not exceed 50% of the net profits, after taxes but before dividends, for the previous calendar year;

•	The ratio of Tier 1 Capital to Adjusted Total Assets shall not be less than 6%.

     Any dividend to be declared by Hometown Community Bank at a time when each of the foregoing conditions does not exist must be approved, in writing, by the Georgia Department prior to the payment of the dividend. Under FDICIA, Hometown Community Bank will not be permitted to pay a dividend if, after paying the dividend, Hometown Community Bank would be undercapitalized. See “Capital Adequacy” below.

     Furthermore, among the expected conditions to any approval by the Georgia Department of Hometown Community Bank’s Articles of Incorporation will be a requirement that Hometown Community Bank’s Board of Directors adopt resolutions committing: that Hometown Community Bank will not pay dividends until it has recovered its start-up losses and is cumulatively profitable, and that Hometown Community Bank will maintain a Tier 1 Leverage Ratio of not less than 8% during its first three years of operation.

     In addition to the availability of funds from Hometown Community Bank, our future dividend policy is subject to the discretion of our Board of Directors and will depend upon a number of factors, including future earnings, financial condition, cash needs and general business conditions. If we should declare dividends in the future, the amount of such dividends cannot be estimated at this time and we cannot know whether such dividends would continue for future periods.

Capital Adequacy

     Federal bank regulatory authorities have adopted risk-based capital guidelines for banks and bank holding companies that are designed to:

•	make regulatory capital requirements more sensitive to differences in risk profiles among banks and bank holding companies;

•	account for off-balance sheet exposure; and

•	minimize disincentives for holding liquid assets.

     The resulting capital ratios represent qualifying capital as a percentage of total risk-weighted assets and off-balance sheet items. The guidelines are minimums, and the federal regulators have noted that banks and bank holding companies contemplating significant expansion programs should not allow expansion to diminish their capital ratios and should maintain ratios well in excess of the minimums.

     The current guidelines require all bank holding companies and federally regulated banks to maintain a minimum risk-based Total Capital ratio equal to 8%, of which at least 4% must be Tier 1 capital. The degree of regulatory scrutiny of a financial institution will increase, and the permissible activities of the institution will decrease as it moves downward through the capital categories. Bank holding companies controlling financial institutions can be called upon to boost the institution’s capital and to partially guarantee the institution’s performance under their capital restoration plans. Tier 1 capital includes shareholders’ equity, qualifying perpetual special stock and minority interests in equity accounts of consolidated subsidiaries, but excludes goodwill and most other intangible assets and excludes the allowance for loan and lease losses. Tier 2 capital includes the excess of any special stock not included in Tier 1 capital, mandatory convertible securities, hybrid capital instruments, subordinated debt and intermediate-term special stock and general reserves for loan and lease losses up to 1.25% of risk-weighted assets.

     Under the guidelines, banks’ and bank holding companies’ assets are given risk-weights of 0%, 20%, 50% and 100%. In addition, certain off-balance sheet items are given credit conversion factors to convert them to asset equivalent amounts to which an appropriate risk-weight will apply. These computations result in the total risk-weighted assets. Most loans are assigned to the 100% risk category, except for first mortgage loans fully secured by residential property and, under certain circumstances, residential construction loans, both of which carry a 50% rating. Most investment securities are assigned to the 20% category, except for municipal or state revenue bonds, which have a 50% rating, and direct obligations of or obligations guaranteed by the United States Treasury or United States Government agencies, which have a 0% rating.

     Failure to meet federal capital guidelines could subject a bank to a variety of enforcement remedies, including the termination of deposit insurance by the FDIC, and to certain restrictions on its business.

     The Federal Reserve also has implemented a leverage ratio, which is Tier 1 capital as a percentage of average total assets less intangible assets, to be used as a supplement to the risk-based guidelines. The principal objective of the leverage ratio is to place a constraint on the maximum degree to which a bank holding company may leverage its equity capital base. The Federal Reserve has established a minimum 3% leverage ratio of Tier 1 capital to total assets for the most highly rated bank holding companies and insured banks. All other bank holding companies and insured banks will be required to maintain a leverage ratio of 3% plus an additional cushion of at least 100 to 200 basis points depending on the risk profile of the institution and other factors. The tangible Tier 1 Leverage ratio is the ratio of a banking organization’s Tier 1 capital, less all intangibles, to total assets, less all intangibles.

     FDICIA established a capital-based regulatory plan designed to promote early intervention for troubled banks and requires the FDIC to choose the least expensive resolution of bank failures. The capital-based regulatory framework contains five categories of compliance with regulatory capital requirements, including well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized. To qualify as a well-capitalized institution, a bank must have a leverage ratio of no less than 5%, a Tier 1 risk-based ratio of no less than 6%, and a total risk-based capital ratio of no less than 10%. The bank must also not be under any order or directive from the appropriate regulatory agency to meet and maintain a specific capital level.

     Under FDICIA, regulators must take prompt corrective action against depository institutions that do not meet minimum capital requirements. FDICIA and the related regulations establish five capital categories as shown in the following table:

	Total Risk-	Tier I Risk-	Tier I
Classification	Based Capital	Based Capital	Leverage
Well Capitalized (1)	10%	6%	5%

Adequately Capitalized (1)	8%	4%	4	%(2)

Undercapitalized (3)	<8%	<4%	<4%

Significantly Undercapitalized (3)	<6%	<3%	<3%

Critically Undercapitalized (3)	—	—	<2%

(1)	An institution must meet all three minimums.

(2)	3% for composite 1-rated institutions, subject to appropriate federal banking agency guidelines.

(3)	An institution is classified as undercapitalized if it is below the specified capital level for any of the three capital measures.

     A depository institution may be deemed to be in a capitalization category that is lower than is indicated by its actual capital position if it receives a less than satisfactory examination rating in any one of four categories. As a depository institution moves downward through the capitalization categories, the degree of regulatory scrutiny will increase and the permitted activities of the institution will decrease. Action may be taken by a depository institution’s primary federal regulator against an institution that falls into one of the three undercapitalized categories, including the requirement of filing a capital plan with the institution’s primary federal regulator, prohibition on the payment of dividends and management fees, restrictions on executive compensation, and increased supervisory monitoring. Other restrictions may be imposed on the institution either by its primary federal regulator or by the FDIC, including requirements to raise additional capital, sell assets or sell the institution.

     We and Hometown Community Bank are expected to be adequately capitalized according to their federal regulatory capital requirements after the offering.

     In addition to the federal regulatory capital requirements which will be applicable to Hometown Community Bank, the Georgia Department is expected to require Hometown Community Bank’s Board of Directors to commit, as a condition to the Georgia Department’s approval of Hometown Community Bank’s Articles of Incorporation, to maintain Hometown Community Bank’s Tier 1 Leverage Capital Ratio at not less than 8% during Hometown Community Bank’s first three years of operation commencing upon the effective date of the Permit to begin Business (the “Permit”) issued by the Georgia Department.

Interstate Banking and Branching Restrictions

     Pursuant to the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the “Riegle-Neal Act”), effective September 29, 1995, an adequately capitalized and adequately managed bank holding company may acquire a bank across state lines, without regard to whether such acquisition is permissible under state law. A bank holding company is considered to be “adequately capitalized” if it meets all applicable federal regulatory capital standards.

     While the Riegle-Neal Act precludes a state from entirely insulating its banks from acquisition by an out-of-state holding company, a state may still provide that a bank may not be acquired by an out-of-state company unless the bank has been in existence for a specified number of years, not to exceed five years. Additionally, the Federal Reserve may not approve an interstate acquisition which would result in the acquirer’s controlling more than 10% of the total amount of deposits of insured depository institutions in the United States with 30% or more of the deposits in the home state of the target bank. A state may waive the 30% limit based on criteria that does not discriminate against out-of-state institutions. The limitations do not apply to the initial entry into a state by a bank holding company unless the state has a deposit concentration cap that applies on a nondiscriminatory basis to in-state or out-of-state bank holding companies making an initial acquisition.

     The Riegle-Neal Act also provides that, beginning on June 1, 1997, banks with different home states may merge, unless a particular state opts out of the statute. Consistent with the Riegle-Neal Act, Georgia adopted legislation in 1996 which has permitted interstate bank mergers since June 1, 1997.

     In addition, beginning June 1, 1997, the Riegle-Neal Act has permitted national and state banks to establish de novo branches in another state if there is a law in that state which applies equally to all banks and expressly permits all out-of-state banks to establish de novo branches. However, in 1996, Georgia adopted legislation which opts out of this provision. The Georgia legislation provides that, with the prior approval of the Georgia Department, after July 1, 1996, a bank may establish three new or additional de novo branch banks anywhere in Georgia and, beginning July 1, 1998, a bank may establish new or additional branch banks anywhere in the state with prior regulatory approval.

Restrictions on Transactions with Affiliates

     We and Hometown Community Bank will be subject to the provisions of Section 23A of the Federal Reserve Act. Section 23A places limits on the amount of:

•	loans or extensions of credit to affiliates;

•	investment in affiliates;

•	the purchase of assets from affiliates, except for real and personal property exempted by the Federal Reserve;

•	loans or extensions of credit to third parties collateralized by the securities or obligations of affiliates; and

•	any guarantee, acceptance or letter of credit issued on behalf of an affiliate.

     The total amount of the above transactions is limited in amount, as to any one affiliate, to 10% of a bank’s capital and surplus and, as to all affiliates combined, to 20% of a bank’s capital and surplus. In addition to the limitation on the amount of these transactions, each of the above transactions must also meet specified collateral requirements. We will also be required to comply with other provisions designed to avoid the taking of low-quality assets.

     We and Hometown Community Bank will also be subject to the provisions of Section 23B of the Federal Reserve Act which, among other things, prohibit an institution from engaging in the above transactions with affiliates unless the transactions are on terms substantially the same, or at least as favorable to the institution or its subsidiaries, as those prevailing at the time for comparable transactions with nonaffiliated companies.

     Hometown Community Bank is also subject to restrictions on extensions of credit to its executive officers, directors, principal shareholders and their related interests. These extensions of credit: (1) must be made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with third parties; and (2) must not involve more than the normal risk of repayment or present other unfavorable features.

Privacy

     Financial institutions are required to disclose their policies for collecting and protecting confidential information. Customers generally may prevent financial institutions from sharing nonpublic personal financial information with nonaffiliated third parties except under narrow circumstances, such as the processing of transactions requested by the consumer. Additionally, financial institutions generally may not disclose consumer account numbers to any nonaffiliated third party for use in telemarketing, direct mail marketing or other marketing to consumers.

California Privacy Legislation

     In response to heightened public concern for online security and identity theft, the State of California passed 15 privacy and security laws covering many different issues and industries, imposing more stringent privacy compliance than federal law. Legislation that might impact financial institutions beyond the California border includes, among others, Notice of Security Breach Chapter (“Bill A.B.700”) and California Financial Information Privacy Act (“Bill S.B.1”). Bill A.B.700 requires a business that maintains computerized data of specified personal information to disclose security breaches to any California resident whose unencrypted personal information was, or is reasonably believed to have been, acquired by an unauthorized person, while Bill S.B.1 prohibits financial institutions from sharing or selling personally identifiable nonpublic information without obtaining a consumer’s consent. We and Hometown Community Bank will enhance and improve their security and privacy practices in compliance with all of the applicable privacy legislation.

Anti-Terrorism Legislation

     In the wake of the tragic events of September 11, 2001, the President signed the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism (USA PATRIOT) Act of 2001. Under the USA PATRIOT Act, financial institutions are subject to prohibitions against specified financial transactions and account relationships as well as enhanced due diligence and “know your customer” standards in their dealings with certain financial institutions and bank customers. Section 326 of the Act, and regulations implementing this Section, requires Hometown Community Bank to establish and maintain a written Customer Identification Program (“CIP”) as a part of the bank’s Bank Secrecy Act program. Hometown Community Bank plans to adopt and implement a CIP to comply with the Act and its implementing regulations.

Consumer Credit Reporting Legislation

     On December 4, 2003, the President signed the Fair and Accurate Credit Transactions Act (the “FACT Act”). The FACT Act amends the Fair Credit Report Act (“the FCRA”) to require, among other things, that:

•	financial institutions develop policies and procedures to identify potential identity theft and, upon the request of a consumer, place a fraud alert in the consumer’s credit file stating that the consumer may be the victim of identity theft or other fraud;

•	lenders using consumer reports provide a new notice to consumers if the lenders use risk-based credit pricing programs;

•	entities that furnish information to consumer reporting agencies implement procedures and policies regarding the accuracy and integrity of the furnished information and regarding the correction of previously furnished information that is later determined to be inaccurate; and

•	mortgage lenders disclose credit scores to mortgage loan applicants.

     The FACT Act also generally prohibits a business that receives consumer information from an affiliate from using that information for solicitations for marketing purposes, unless the consumer is first provided a notice and an opportunity to direct the business not to use the information for such purposes.

     Certain FACT Act requirements are effective in February 2004, while others are not effective until the fourth quarter of 2004, or even later. Both Hometown Community Bancshares and Hometown Community Bank will implement policies and procedures to comply with the applicable requirements of the FCRA, as amended by the FACT Act, prior to the effective dates of each of the requirements.

Proposed Legislation and Regulatory Action

     New regulations and statutes are regularly proposed that contain wide-ranging proposals for altering the structure, regulations and competitive relationships for the nation’s financial institutions. We cannot predict whether or in what form any proposed regulation or statute will be adopted or the extent to which our business may be affected by any new regulation or statute.

Effect of Governmental Monetary Polices

     Our earnings are affected by domestic economic conditions and the monetary and fiscal policies of the United States government and its agencies. The Federal Reserve Bank’s monetary policies have had, and are likely to continue to have, an important impact on the operating results of commercial banks through its power to implement national monetary policy in order, among other things, to curb inflation or combat a recession. The monetary policies of the Federal Reserve affect the levels of bank loans, investments and deposits through its control over the issuance of United States government securities, its regulation of the discount rate applicable to member banks and its influence over reserve requirements to which member banks are subject. We cannot predict the nature or impact of future changes in monetary and fiscal policies.

Check 21

     The Check Clearing for the 21st Century Act, or “Check 21” as it is commonly known, became effective October 28, 2004. Check 21 facilitates check collection by creating a new negotiable instrument called a “substitute check,” which permits, but does not require, financial institutions to replace original checks with substitute checks or information from the original check and process check information electronically. Financial institutions that do use substitute checks must comply with certain notice and credit rights. Check 21 is expected to cut the time and cost involved in physically transporting paper items and reduce the time between the deposit of a check in a bank and payment, especially in cases in which items were not already being delivered same-day or overnight.

Item 2. Description of Property.

     (a) Properties.

     We currently lease space for our temporary executive office at 74 Lagree Duck Road, Braselton, Georgia 30517. Management believes the facility is adequate to meet our current needs.

     We plan on building a banking facility to be constructed in Braselton, Georgia, at 6700 Highway 53, Braselton, Georgia 30517. This facility will house Hometown Community Bank’s office. Construction on the facility will begin shortly after Hometown Community Bank breaks escrow. The building is expected to include approximately 13,000 square feet of office space. Prior to completion of the facility, Hometown Community Bank will operate in the temporary facility at the site.

     (b) Investment Policies.

     See “Item 1. Description of Business” above for a general description of our and Hometown Community Bank’s investment policies and any percentage of assets limitations regarding certain investments established by regulation or our or Hometown Community Bank’s Board of Directors, including policies relating to investments in real estate, real estate mortgages and securities. All of Hometown Community Bank’s investment policies are reviewed and approved by its Board of Directors, and such policies, subject to regulatory restrictions (if any), can be changed without a vote of shareholders. Hometown Community Bank’s investments are primarily acquired to provide income, liquidity, investment diversity and, to a lesser extent, possible capital gain.

Item 3. Legal Proceedings.

     There are no material legal proceedings to which Hometown Community Bancshares or Hometown Community Bank or any of their properties are subject.

Item 4. Submission of Matters to a Vote of Security Holders.

     No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 2004.

PART II

Item 5. Market for Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities.

     There is no established public trading market for our common stock.

     We had approximately 8 shareholders of record and 8,000 shares of common stock outstanding as of December 31, 2004.

     No cash dividend has been declared on any class of our stock for the fiscal year ending December 31, 2004. Our ability to pay dividends to shareholders is primarily dependent upon the dividends we receive from Hometown Community Bank and to a lesser extent the amount of cash on hand. Hometown Community Bank may not declare or pay a cash dividend on any of its stock if the effect thereof would cause its regulatory capital to be reduced below the regulatory capital requirements.

     The Securities and Exchange Commission declared our registration statement, filed on Form S-1 (File No. 333-118982) under the Securities Act of 1933 in connection with the initial public offering of our common stock, $0.01 par value, effective on November 12, 2004. Offers and sales of the common stock were made on our behalf primarily by certain of our executive officers and directors.

     Our initial public offering commenced on November 12, 2004. Up to 12,000,000 shares of common stock registered under the Registration Statement, were sold to the public at a price of $10.00 per share. All of the shares of common stock are being sold by us and there were no selling shareholders in the offering. The offering will not terminate until after the sale of all of the securities registered by the Registration Statement or September 30, 2005, whichever comes first.

     The aggregate gross proceeds from the shares of common stock sold as of December 31, 2004 were approximately $707,000 and are currently held in an escrow account under the control of Nexity Bank, as escrow agent, pending receipt of subscriptions and subscription proceeds for a minimum of 1,000,000 shares and satisfaction of certain other conditions of the offering. Since the proceeds have not been release from escrow, we have not spent any of the net proceeds from our public offering.

Item 6. Management’s Discussion and Analysis or Plan of Operation.

     As of December 31, 2004, we had total assets of approximately $16,734. These assets consisted of cash in banks of $2,199, prepaid items of $9,500 and deposits of $5,035. Our liabilities at December 31, 2004, were $325,000, and consisted of amounts owed for a bank line of credit.

     We had a net loss from May 12, 2004 (our inception date), through December 31, 2004, of $388,266. This loss resulted primarily from consultant and professional fees incurred in support of activities related to our initial organization and the initial organization of Hometown Community Bank, salaries of our staff, office expense and educational and regulatory expenses. Our organizational activities included the preparation of an application with the Georgia Department for a state bank charter and an application with the FDIC for federal deposit insurance, the preparation of a registration statement for the offering of our common stock, and the preparation of an application for Federal Reserve and Georgia Department approval to acquire the stock of Hometown Community Bank. To facilitate payment of debts and to continue the pre-opening activities, the Organizers formed HBB, LLC on February 12, 2004. The LLC was funded by initial capital contributions to the LLC that were transferred to us upon our formation on May 12, 2004 and HBB, LLC was dissolved.

     Our initial activities will be devoted to organizing Hometown Community Bank and opening and commencing the business of Hometown Community Bank. These organizational activities will include completing all required steps for approval from the Georgia Department for a state bank charter, equipping the office of Hometown Community Bank, hiring qualified personnel to work in the various offices of Hometown Community Bank, conducting public relations activities on behalf of Hometown Community Bank, developing prospective business contacts for Hometown Community Bank, and taking other actions necessary for a successful bank opening.

     Because we are in the organizational stage, we have had no operations from which to generate revenues and, until Hometown Community Bank opens for business, our only source of revenues will be interest earned on subscriptions. Because these revenues will be less than the expenses incurred in connection with activities related to our initial organization and the initial organization of Hometown Community Bank, we will incur a net loss through the date of the opening of Hometown Community Bank. In addition, we anticipate incurring continuing operating losses during Hometown Community Bank’s early stages of operations.

     At least $9,500,000 of the proceeds of this offering will be used to capitalize Hometown Community Bank and any remainder will be used to pay our organizational expenses and provide working capital, including additional capital for investment in Hometown Community Bank, if needed. See “Use of Proceeds.” We believe that this amount will be sufficient to fund the activities of Hometown Community Bank in its initial stages of operation until it achieves profitability and that thereafter Hometown Community Bank will generate sufficient income from operations to fund its activities on an on-going basis. In addition, we believe that the portion of the proceeds retained by us will provide sufficient capital to fund our activities until Hometown Community Bank achieves cumulative profitability and generates sufficient income from operations to fund our activities on an on-going basis. However, there can be no assurance that either we or Hometown Community Bank will achieve any particular level of profitability.

     As with all new banks, profitability of operations is derived from loans and other earning investments, funded by deposits and capital. Fee and interest income from loans and investment income offsets interest expense from deposits and non-interest expenses to generate income. As deposits grow, more loans can be funded. As loans grow, more income is generated. Until Hometown Community Bank achieves the necessary size to generate sufficient earnings to offset its expenses, it will incur operating losses. The minimum capital mandated by the DBF and the FDIC is designed to be sufficient to absorb these losses until Hometown Community Bank begins generating operating profits. We believe that the proposed minimum capital of Hometown Community Bank is sufficient to achieve this result, although there can be no assurance that this will be the case.

Item 7. Financial Statements.

HOMETOWN COMMUNITY BANCSHARES, INC.
AND SUBSIDIARY

Consolidated Financial Statements

Nichols, Cauley & Associates, LLC
A Professional Services Firm of:
Certified Public Accountants
Certified Financial Planners ™
Certified Valuation Analysts
Atlanta • Clarkesville • Dublin • Warner Robins
www.nicholscauley.com	REPLY TO: 2970 Clairmont RD NE Suite 725 Atlanta, Georgia 30329-4440 800-823-1224 FAX 404-214-1302 atlanta@nicholscauley.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
Hometown Community Bancshares, Inc.
Braselton, Georgia 30517

We have audited the accompanying balance sheet of Hometown Community Bancshares, Inc. (a development stage company) as of December 31, 2004, and the related statements of operations, stockholders’ deficit, and cash flows for the period of May 12, 2004 (date of inception) to December 31, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company has determined that it is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Hometown Community Bancshares, Inc. (a development stage company) as of December 31, 2004, and the results of its operations and its cash flows from May 12, 2004 (date of inception) to December 31, 2004, in conformity with U.S. generally accepted accounting principles.

/s/Nichols, Cauley & Associates, LLC

Atlanta, Georgia
March 18, 2005

HOMETOWN COMMUNITY BANCSHARES, INC.
(A Development Stage Company)

Balance Sheet

December 31, 2004

ASSETS
Cash	$2,199
Prepaid items	9,500
Deposits	5,035

Total assets	$16,734

LIABILITIES AND STOCKHOLDERS’ DEFICIT
LIABILITIES
Line of credit	$325,000

Total liabilities	325,000

STOCKHOLDERS’ DEFICIT
Common stock, 10,000,000 shares authorized, $.01 par value, 8,000 shares issued and outstanding	80
Special stock, 1,000,000 shares authorized, no par value, no share issued or outstanding	—
Paid-in-capital	79,920
Deficit accumulated during the development stage	(388,266)

Total stockholders’ deficit	(308,266)

Total liabilities and stockholders’ deficit	$16,734

See accompanying report of independent registered public accounting firm and notes to financial statements.

HOMETOWN COMMUNITY BANCSHARES, INC.
(A Development Stage Company)

Statement of Operations

For the Period From May 12, 2004
(Date of Inception) to December 31, 2004

Expenses:
Professional and consulting fees	$226,975
Salaries and payroll taxes	59,110
Regulatory and education	41,264
Office	32,658
Other expenses	14,379
Communication	10,091
Interest	3,789

Total expenses	388,266

Net loss and deficit accumulated during the development stage	$(388,266)

See accompanying report of independent registered public accounting firm and notes to financial statements.

HOMETOWN COMMUNITY BANCSHARES, INC.
(A Development Stage Company)

Statement of Stockholders’ Deficit

For the Period From May 12, 2004
(Date of Inception) to December 31, 2004

			Deficit
			Accumulated
	Common		during the
	Stock	Paid-in	Development
	Par Value	Capital	Stage	Total
Issuance of 8,000 shares of common stock during 2004	$80	$79,920	$—	$80,000
Net loss accumulated during the development stage	—	—	(388,266)	(388,266)

December 31, 2004	$80	$79,920	$(388,266)	$(308,266)

See accompanying report of independent registered public accounting firm and notes to financial statements.

HOMETOWN COMMUNITY BANCSHARES, INC.
(A Development Stage Company)

Statement of Cash Flows

For the Period From May 12, 2004
(Date of Inception) to December 31, 2004

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(388,266)
Adjustments to reconcile net loss to net cash provided by operating activities:
Increases in prepaid items	(9,500)
Increases in deposits	(5,035)

Net cash used in operating activities	(402,801)

CASH FLOWS FROM INVESTING ACTIVITIES	—

CASH FLOWS FROM FINANCING ACTIVITIES:
Advances from line of credit	325,000
Proceeds from issuance of common stock	80,000

Net cash provided by financing activities	405,000

Net increase in cash	2,199

Cash at inception	—

Cash at December 31, 2004	$2,199

See accompanying report of independent registered public accounting firm and notes to financial statements.

HOMETOWN COMMUNITY BANCSHARES, INC.
(A Development Stage Company)

Notes to Financial Statements
December 31, 2004

1.	ORGANIZATION

Hometown Community Bancshares, Inc. (the “Company”) is preparing an application to operate as a bank holding company organized under the laws of the State of Georgia and through its wholly owned subsidiary Hometown Community Bank (proposed) to conduct a general banking business in Jackson County, Georgia. The Company’s applications to the Georgia Department of Banking and Finance and the Federal Deposit Insurance Corporation (FDIC) have been submitted for approval and, subsequent to year-end, the Company received conditional approval from each agency of the articles of incorporation of Hometown Community Bank (proposed). With the completion of conditions as outlined in the regulatory approvals the proposed Bank will be a member of the Bank Insurance Fund.

The Company is a development stage enterprise as defined by Statement of Financial Accounting Standards No. 7, Accounting and Reporting by Development Stage Enterprises, as it devotes substantially all its efforts to establishing a new business. The Company’s planned principal operations have not commenced and revenue has not been recognized from the planned principal operations.

Activities since inception have consisted primarily of the Company’s organizers engaging in organizational and pre-opening activities necessary to prepare the applications for regulatory approvals and to prepare to commence business as a financial institution.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The financial statements have been prepared on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States.

Organization and Stock Offering Costs

Organization costs have been expensed as incurred in accordance with Statement of Position 98-5, Reporting on the Costs of Start-Up Activities. Stock offering costs are expected to be incurred for organization, legal and other costs associated with stock issuance.

HOMETOWN COMMUNITY BANCSHARES, INC.
(A Development Stage Company)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Income Taxes

The Company will be subject to federal and state income taxes when taxable income is generated. No income taxes have been accrued because of operating losses incurred during the pre-opening period.

Fiscal Year

The Company will adopt a calendar year for both financial reporting and tax reporting purposes.

Cash and Cash Equivalents

For purposes of the statement of cash flows the Company considers all liquid assets with a maturity of less than three months to be cash and cash equivalents.

3.	RELATED PARTY TRANSACTIONS

To facilitate payment of debts and to continue the pre-opening activities, the Organizers formed HBB, LLC (the “Partnership”). The Partnership was funded by initial capital contributions to the Partnership that were transferred to the Company upon its formation. The initial capital contributions were for the purpose of paying organizational and pre-opening expenses on behalf of the Company and expenses of the proposed common stock offering until the Company could establish a line of credit to fund the additional expenses.

The Company has received an initial line of credit that is guaranteed by its shareholders and organizers.

The Company has entered into a Purchase Option Agreement with the Chairman of the Company’s Board of Directors to purchase a piece of property owned by the Chairman which will be used as the site for the Company’s headquarters. This property is comprised of approximately two acres in Jackson County, Georgia, and the option price is $250,000 per acre. The Purchase Option Agreement expires on May 9, 2005.

HOMETOWN COMMUNITY BANCSHARES, INC.
(A Development Stage Company)

3.	RELATED PARTY TRANSACTIONS

The Company has entered into a consulting contract with the Vice Chairman of the Company’s Board of Directors. The Consultant shall consult with the Chief Executive Officer and the Board of Directors with respect to the executive management of a De Novo bank and the organization and operation of the Company and Bank (proposed) and such other duties as may otherwise be assigned to the Consultant by the Board of Directors. The Consultant shall be required to be on site at the Company’s offices one day per week and shall be available for telephone consultations during other business hours. The consultant is compensated $5,000 per month. The contract began on August 15, 2004 and expires on August 15, 2006.

4.	COMMITMENTS

The Company and its predecessor partnership, HBB, LLC have entered into legal and consulting contracts for professional services rendered and to be rendered in conjunction with regulatory filings, stock issuance and other services necessary in the development stage of the Bank (proposed). The Company has also retained the services of an executive consultant through August 15, 2006. The total obligation under these contracts is $390,000 of which $218,541 had been expensed and included in professional and consulting fees at December 31, 2004. Additionally, the Company has agreed to grant stock options of 17,500 shares upon the stock issuance of the Company.

The Company has entered into a five-year employment agreement with its Chief Executive Officer. The employment agreement provides for a base salary, an incentive bonus based upon the Company’s profitability and other benefits commensurate with employment. Upon formation of the Bank (proposed) and issuing of the required minimum stock of the Company the employee will be granted stock options. The Company will be obligated to pay a lump sum cash payment equal to six months base salary in effect at the date of termination should the employee be terminated without cause.

5.	INCOME TAXES

There is no current income tax provision (benefits). Deferred income tax assets and liabilities are determined using the liability (or balance sheet) method. Under this method, the net deferred tax asset or liability is determined based on the tax effects of the differences between the book and tax bases of the various balance sheet assets and liabilities and gives current recognition to changes in tax rates and laws. At December 31, 2004, the Company’s deferred tax assets have been reduced to $-0- by a valuation allowance since the realization of these deferred tax assets is dependent on future taxable income.

HOMETOWN COMMUNITY BANCSHARES, INC.
(A Development Stage Company)

6.	LINE OF CREDIT

The Company has entered into a line of credit with $500,000 available for draws of which $325,000 had been drawn at December 31, 2004. The line of credit bears interest at Wall Street Journal prime rate minus .5%. The line of credit is guaranteed by the shareholders and organizers of the Company. The line of credit matures November 17, 2005.

7.	SUBSEQUENT EVENTS

Subsequent to year end the Company received regulatory approval from the Georgia Department of Banking and the Federal Deposit Insurance Corporation, subject to restrictions and the occurrence of events as outlined in the Company’s application, of the articles of incorporation for Hometown Community Bank.

The Company has entered into a five-year employment agreement with its Chief Financial Officer. The employment agreement provides for a base salary, an incentive bonus based upon the Company’s profitability and other benefits commensurate with employment. Upon formation of the Bank (proposed) and issuing of the required minimum stock of the Company the employee will be granted stock options. The Company will be obligated to pay a lump sum cash payment equal to six months base salary in effect at the date of termination should the employee be terminated without cause.

8.	PRO-FORMA NET LOSS PER COMMON SHARE

Pro-forma net loss per common share is calculated by dividing the net loss by the minimum number of common shares (1,000,000) that would be outstanding in the event the offering is successful. The pro-forma net loss per common share for the period May 12, 2004 (date of inception) to December 31, 2004 is $ (0.39).

Item 8. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

     None.

Item 8A. Controls and Procedures.

     As of December 31, 2004 (the “Evaluation Date”), we carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined by Rule 15d-14(c) of the Securities Exchange Act of 1934) under the supervision and with the participation of our chief executive officer and chief financial officer. Based on and as of the Evaluation Date, the aforementioned officers have concluded that our disclosure controls and procedures were effective.

     We also maintain a system of internal accounting controls that is designed to provide assurance that our assets are safeguarded and that transactions are executed in accordance with management’s authorization and properly recorded. This system is continually reviewed and is augmented by written policies and procedures, the careful selection and training of qualified personnel and an internal audit program to monitor its effectiveness. Since the Evaluation Date, there have been no significant changes to this system of internal controls or in other factors that could significantly affect those controls.

Item 8B. Other Information.

     None.

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

General

     The following table sets forth the respective names, ages, and positions with Hometown Community Bancshares and Hometown Community Bank of the organizers (each of whom is also a director), executive officers and others.

Name (Age)	Position With Company/Bank
Amyn A. Meghani (33)	Chairman of the Board
Ted A. Murphy (67)	Vice Chairman of the Board
C. Sean Childers (36)	President, Chief Executive Officer and Director
D. Wendell Butler (62)	Director
Dr. Terry H. Elrod (43)	Director
Thomas C. Kitchen (48)	Director
Martha Martin (64)	Director
Chandra Kant I. “C.K.” Patel (47)	Director
Melvin “Monk” Tolbert (64)	Director

     All of the organizers will serve as directors of Hometown Community Bancshares and Hometown Community Bank. Biographical information concerning the organizers is set forth below.

     Amyn A. Meghani is the owner of Dunhill Developers LLC, a commercial and residential real estate developer, and the majority shareholder of Tabo’s Enterprises, Inc., a dry goods and check cashing store located in downtown Jefferson, Georgia. Mr. Meghani also owns and leases two truck stop/convenience stores in Fulton County and owns commercial property in Jackson County, Dekalb County and Whitfield County, Georgia. Mr. Meghani was born in India and came to the United States in 1990 to fulfill the all American dream of becoming an entrepreneur. Mr. Meghani began his career working in the retail industry for several convenience stores in metro Atlanta. Mr. Meghani used his savings to purchase Tabo’s, a convenience store in 1995. Through either Tabo’s or Dunhill, Mr. Meghani has developed, operated and/or sold various residential and commercial real properties and businesses in Georgia, including in Fulton, Hall and Jackson Counties. Today, Mr. Meghani’s businesses directly or indirectly employ over thirty people.

     Mr. Meghani and his businesses are actively involved in his community. Tabo’s is a Partner in Education with Jefferson High School and actively supports and sponsors all of the sports’ activities of the school. They donate generously to and are a corporate sponsor for the Relay for Life team in Jefferson, the St. Jude Walk for Life charity in Braselton and other local charities and organizations. Mr. Meghani is an honored recipient of the MLK Service Award from the Jackson County Chamber of Commerce and is an active member of the Georgia, Jackson County and Gwinnett County Chambers of Commerce.

     Mr. Meghani recently moved from Jefferson to the Sugarloaf community in Gwinnett County and is married with two children who attend Greater Atlanta Christian School.

     Ted A. Murphy was born and raised in East Point, Fulton County, Georgia. He attended Russell High in East Point and Georgia State College for two years. Mr. Murphy has over 45 years of commercial bank experience. Mr. Murphy served as Chief Executive Officer, President and Board member in community banks in Georgia for over 25 years. Mr. Murphy was president of his high school class his senior year. Mr. Murphy began working for The First National Bank of Atlanta in 1954 during his junior year in high school working in numerous operations departments and was employed full time after graduating. Mr. Murphy joined The C & S National Bank in 1961 in the branch network and later was transferred to the Auditing Department. In 1966 he assisted in opening a new C & S Bank affiliate in Roswell, GA. as Cashier in charge of Branch Operations. In December 1968, Mr. Murphy joined the Citizens Bank of Alpharetta as a Senior Loan Officer and in 1970 opened Citizens Bank of Clarkston (later Citizens Dekalb Bank) as President, CEO and later Chairman of the Board. Mr. Murphy remained there until 1987 when First Union National Bank purchased the bank. At First Union, Mr. Murphy served as a Senior Area Manager in charge of all Dekalb County Branches. In September 1988, Mr. Murphy was encouraged to start a new bank in Tucker, Georgia along with several of his previous board members. Mr. Murphy opened Dekalb State Bank (later Community Bank of Georgia) in August of 1991. Mr. Murphy served as President and Chief Executive Officer of Community Bank of Georgia and was a member of its board of directors until its merger with First Sterling (now Main Street Bank) on May 23, 1999. Mr. Murphy served on the Board of Directors of the merged company and as President of Community Bank of Georgia after the merger until his retirement on December 31, 2000.

     Mr. Murphy has enjoyed community banking and has served the following community organizations; Director of Alpharetta Jaycees, Member of the Dekalb Chamber of Commerce, President of the Clarkston Business Association, District Captain of the Dekalb County American Heart Association, Co-Chairman (Central Dekalb)-American Cancer Society, Board Member of MARR (Metro-Atlanta Recovery Residences-Drug Abuse), Board Chairman of The HUB (Psychological assistance for needy families), Treasurer of the Dekalb County Schools Foundation, Partner in Education-Brockett Elementary School, Board member- Atlanta Hospital Hospitality Association, and the President of Stone Mountain Rotary Club.

     Mr. Murphy is married to Bonnie S. Murphy and they have two sons and four daughters. They enjoy 13 grandchildren and two great-grandchildren. They reside in Cleveland, Georgia where they built their retirement home in 2001. Mr. Murphy enjoys (when time permits) golf, gardening, exercise and woodworking.

     C. Sean Childers is the President and Chief Executive Officer of Hometown Community Bancshares and the proposed President and Chief Executive Officer of Hometown Community Bank. Mr. Childers grew up and resides in South Hall County where he lives on property that has been his family’s home for five generations. Mr. Childers holds an Associate of Arts in Business Administration from Gainesville College and a Bachelor of Science in Consumer Economics from the University of Georgia. In addition, Mr. Childers is a graduate of Louisiana State University’s Graduate School of Banking. Mr. Childers has over 13 years of banking experience, most recently as Senior Vice President- Retail Banking Services of Gainesville Bank & Trust, the lead bank in the $1 billion community bank holding company, GB&T Bancshares. Mr. Childers has extensive experience in credit, strategic planning, risk management, business development, public relations, asset/liability management, bank investment strategies, compliance and management of branch operations. Mr. Childers has attracted customers and originated loans throughout Hometown Community Bank’s primary service area.

     Mr. Childers began his banking career in 1991 with First National Bank of Gainesville as the assistant branch manager in the Oakwood branch. Mr. Childers left the First National Bank of Gainesville in 1995 and joined GB&T as branch manager of the Oakwood branch where he was responsible for all facets of branch management and operations. In 1999, Mr. Childers was promoted to Real Estate Lending Services within GB&T where he was responsible for originating commercial and residential acquisition and development loans, commercial and residential construction loans and commercial and consumer loans to developers and contractors. In 2003, Mr. Childers was again promoted within GB&T to Senior Vice President- Retail Banking Services where he was responsible for the profitability and support of an eight branch retail banking system in addition to the internet banking and credit card divisions. The eleven lenders in the branches under his management originated and processed a variety of loans including consumer loans, commercial and residential real estate acquisition & development loans, commercial and residential real estate construction loans and commercial loans. All loans made within the Retail Division were approved by Mr. Childers. Mr. Childers sat on the eight member officer’s loan committee and recommended loans to the director’s loan committee. He was a member of GB&T’s Asset-Liability Committee and a member of the bank’s Electronic Data Processing Steering Committee.

     Mr. Childers is active in his community. He is a member of the South Hall Rotary Club and has served as President, Director and Secretary of the Club and was the 1999 Rotarian of the Year. Mr. Childers has served the Gainesville College Alumni Association as Secretary, Vice President and is currently the second term President. Mr. Childers is a graduate of the 2003-2004 New Leadership Hall County Class. Mr. Childers, his wife Karen (a fourth generation Hall County resident) and their two children attend St. Gabriel’s Episcopal Church in Oakwood.

     D. Wendell Butler was born in Hoschton, Georgia and has lived in either Hoschton or Braselton, Georgia all of his life. Mr. Butler graduated from Jackson County High School in 1960 and went to work for Fawn Togs Manufacturing in Braselton. He became a line supervisor before resigning in 1966 to go to work for Kraft Paper Company as a lumber yard foreman. He resigned from Kraft and opened Butler Grocery Store in Hoschton in 1969. Mr. Butler sold Butler Grocery Store and began subcontracting in 1972.

     Mr. Butler focused on interior trim as a subcontractor until clients encouraged him to develop and build his own houses. He began developing and building under his own name in 1980. Since then, Mr. Butler has developed or co-developed residential subdivisions in Jackson, Gwinnett, Hall and Clark counties. These subdivisions include: Hunting Hills, Fairview Station, River Plantation, Stone Creek, Honey Tree Estates and Cottonwood Estates.

     Mr. Butler and his wife of forty-four years have four children, eleven grandchildren and one great-grandchild. Mr. Butler is active in the Church of God of Prophecy in Braselton and Hoschton.

     Dr. Terry H. Elrod was born in Gainesville, Georgia, raised in Maysville, Georgia, attended Maysville Elementary School, and graduated as the 1979 valedictorian of Commerce High School. Dr. Elrod attended Gordon Junior College in Barnesville, Georgia, graduating with an Associate of Arts degree in Psychology and from West Georgia College in Carrollton, Georgia with a Bachelor of Arts in Biology, minoring in Chemistry and Physics. Dr. Elrod’s classroom accomplishments were recognized at Gordon Junior College by being named Student Athlete of the Year in 1981 and also at West Georgia College having been awarded Biology Student of the Year in 1982 and Student Athlete of the Year in 1983. Dr. Elrod was selected as Captain of his intercollegiate baseball teams both at Gordon Junior College and at West Georgia College. Dr. Elrod then served as an assistant baseball coach at West Georgia, before his acceptance into the Dental School at the Medical College of Georgia. Dr. Elrod graduated in the top 10 in his class from the Medical College of Georgia School of Dentistry with a Doctorate of Dental Medicine in 1988.

     Dr. Elrod first entered into dental practice in Gainesville, Georgia as an associate partner in 1988. Dr. Elrod and his business partner now own and operate dental practices in Tucker, Georgia and Lilburn, where Dr. Elrod has been practicing for 13 years. Dr. Elrod is currently President of Elrod & Price, PC and Vice President of Parson’s Plantation Property Owners Association. Dr. Elrod is also a current member of the American Dental Association, Georgia Dental Association, Northern District Dental Society, Hinman Dental Society, and the American Diabetes Association.

     Dr. Elrod is married with two children who attend Greater Atlanta Christian School. The Elrod family attends North Point Community Church in Alpharetta, Georgia.

     Thomas C. Kitchin was born in Louisville, Kentucky and grew up in Charlottesville, Virginia. Mr. Kitchin attended Becket Academy in East Hadham, Connecticut from 1968 until 1971 and then attended Blue Ridge School in St. George, Virginia. Mr. Kitchin moved to Georgia in 1971 and began attending Oglethorpe University in 1975. While attending Oglethorpe University, Mr. Kitchin owned and operated multiple coin laundries and later transitioned into the dry cleaning business. In addition, Mr. Kitchin has owned and operated a tuxedo business and a limousine service. Mr. Kitchin is in the commercial land development business. Mr. Kitchin owns TDK Investments, Inc. which is a commercial management company that owns Hamilton Walk Shopping Center in Dacula, Georgia. In addition, Mr. Kitchin and his partners own and operate current developments at Chateau Elan.

     Mr. Kitchin and his wife of twenty five years have two children and live in Braselton, Georgia. Mr. And Mrs. Kitchin are actively involved in the Brookwood Community where they volunteer their time in the Brookwood Touchdown Club. Mr. Kitchin has coached youth football for five years.

     Martha Martin was born in Gainesville, Georgia, and grew up in Forsyth County before moving to Hoschton, Georgia in 9th grade. Mrs. Martin graduated from and was senior class President of Braselton/Jackson County High School. After graduation from Marsh Business School, Mrs. Martin worked for Gainesville National Bank in 1959 and 1960. Mrs. Martin entered the trucking industry as an employee in 1960 and bought her first truck in 1966. Today, Mrs. Martin is the President and owner of Phil-Mart Transportation, a long distance carrier that operates twenty-two trucks that move goods between Atlanta, Georgia and Chicago, Illinois. Mrs. Martin also owns rental properties in Hall, White, Henry and Jackson Counties.

     Mrs. Martin has a distinguished career of community service. Mrs. Martin served on the Jackson County Industrial Development Authority (IDA) from 1988 until 2002 having served at various times as Secretary, Treasurer, Vice Chairman and Chairman of the Authority. Mrs. Martin now serves as co-chairman of the Women in Business of the Jackson County Chamber of Commerce, Treasurer of the Braselton Women’s Club, President elect-elect of the Rotary Club of Braselton, and serves on the Board of the Georgia Motor Truckers Association, the Braselton Area Safety and Service Fund and the Traffic Club of Gainesville. Mrs. Martin is a member of the Braselton Business Association, the Jackson County Chamber of Commerce, the Barrow County Chamber of Commerce, the Braselton-West Jackson Friends of the Library and the Tara Place Homeowners Association.

     Mrs. Martin and her husband of 45 years have two children and one grandchild and have homes in Hoschton and on the lake in Gainesville. The Martin family belongs to Zion Baptist Church in Braselton and attends New Bridge Baptist Church when in Gainesville. An avid NASCAR fan, Mrs. Martin owns a condominium at Atlanta Motor Speedway, sponsors drivers at three tracks, and spends what little free time she has traveling to different racetracks during the NASCAR season.

     Chandra Kant I. “C.K.” Patel is a second-generation hotelier, whose hotel experience ranges from his first independent property in Commerce, Georgia, which he purchased in 1982, to owning and operating full-service Holiday Inns. In 1996, Mr. Patel helped open Quantum National Bank, the first bank owned by Indian Americans in the Southeast. The bank has grown its assets tremendously since then. As a founding director, Mr. Patel served on the Quantum National Bank’s Board of Directors as chairman of its Funds Management Committee and as a member of its Loan Committee.

     Mr. Patel is a founding member of Asian American Hotel Owners Association (AAHOA) and has served on the AAHOA board of directors for many years. AAHOA is the fastest-growing hospitality organization in the United States. Founded in 1989, AAHOA has grown from 100 to 8,000 members including a 30 percent increase in membership since April 2003. Mr. Patel has served in many roles within AAHOA, including as chair and co-chair of the Education Committee, as a member of the Membership Growth and Benefits Committee, and as a member of the Resource Development Committee. In 2001, Mr. Patel chaired the E-Commerce Committee during which time he proved to be a strong advocate of Web-based technology for greater communication within the association and building alliances with vendors and business partners for the procurement of lodging products. In his role as deputy chairman of the US Disaster Domestic Fund, Mr. Patel also worked to develop “101,000 Room Nights Drive for America” to benefit deployed military personnel. Mr. Patel lives in Atlanta with his wife and two children.

     Melvin “Monk” Tolbert was born and raised in Jefferson, Georgia and moved to Pendergrass, Georgia in 1970. He graduated from Jefferson High School in 1958 and Georgia State University in 1967 and served in the Georgia National Guard from 1958-1966. Mr. Tolbert was employed by Sherwin Williams Paint Co. and the Ivan Allan Co. from 1960-1970. In 1970, Mr. Tolbert and his family secured a franchise for OTASCO Home & Auto in Jefferson where he was employed with the store until 1990. Mr. Tolbert co-founded and worked for Tolbert Financial Services, a retail lender of primarily uncollateralized loans of between $100 and $3,000, from 1990 until 2003 when the company was sold to World Finance. From 1995-1997, Mr. Tolbert and family owned and managed Mortgage Services of Georgia, a residential mortgage broker. In 1991, the family formed Professional Realty, where Mr. Tolbert continues to manage commercial and sell residential properties. Mr. Tolbert became a Graduate of REALTOR Institute in 1997. Graduate REALTOR Institute represents the most recognized professional designation in the real estate industry. The designation is conferred on qualified individuals by the various state associations of REALTORS, with the National Association of REALTORS educational standards assuring excellence among the curricula.

     Mr. Tolbert is committed to serving his community. Mr. Tolbert is past President of the Jefferson Area Merchants Association, past President of the Jefferson Rotary Club, and past Director of the I-85 Board of Realtors. Mr. Tolbert served on the Pendergrass City Council from 2000 until 2002 when he became Mayor. Mr. Tolbert is currently serving his second term as Mayor of Pendergrass. Mr. Tolbert is also a member of the Board of Directors of the Jackson County Chamber of Commerce and is a member of the Jackson County Mayors Association.

Employment Agreements

     We have entered into an employment agreement with Sean Childers pursuant to which Mr. Childers will serve as the President and Chief Executive Officer of Hometown Community Bancshares and the proposed President and Chief Executive Officer of Hometown Community Bank. The employment agreement provides for a starting salary of $135,000 per annum. In addition, Mr. Childers will be eligible to receive warrants for the purchase of stock in the same capacity as each organizer and up to 25,000 stock options, exercisable at the initial offering price of Hometown Community Bancshares’ common stock. Mr. Childers will participate in and receive medical, dental, and disability coverage as provided to employees of Hometown Community Bank. In addition, Hometown Community Bank will reimburse Mr. Childers for reasonable out-of-pocket expenses incurred in the fulfilling of his duties and will pay other expenses as approved by the Board, including membership fees or dues for social and civic clubs and professional organizations. The employment agreement is terminable immediately for cause (as defined in the employment agreement) or upon the death or complete disability of Mr. Childers. The employment agreement may also be terminated by mutual agreement of the parties. In addition, Mr. Childers may not disclose any confidential information (as defined in the employment agreement) regarding Hometown Community Bancshares or Hometown Community Bank or its business.

     We have entered into a consulting agreement with Ted Murphy pursuant to which Mr. Murphy will serve as a consultant to Hometown Community Bank. The consulting agreement provides for a monthly compensation of $5,000 per month. In addition, Mr. Murphy will be eligible to receive up to 5,000 stock options, exercisable at the initial offering price of Hometown Community Bancshares’ common stock. In addition, Hometown Community Bank will reimburse Mr. Murphy for reasonable out-of-pocket expenses incurred in the fulfilling of his duties. The consulting agreement is terminable immediately for cause (as defined in the consulting agreement) or upon the death or complete disability of Mr. Murphy. In addition, Hometown Community Bank may terminate the consulting agreement without cause. The consulting agreement may also be terminated by mutual agreement of the parties. The consulting agreement will automatically terminate within twelve months of the date that efforts to obtain a charter for the operation of its banking corporation have ceased. In addition, Mr. Murphy may not disclose any confidential information (as defined in the employment agreement) regarding Hometown Community Bancshares or Hometown Community Bank or its business.

     Hometown Community Bancshares does not currently have an audit committee, however, for certain purposes of the rules and regulations of the Securities and Exchange Commission (the “SEC”), our board of directors is deemed to be our audit committee. Our board of directors has determined that its members include one person who is an “audit committee financial expert” within the meaning of the rules and regulations of the SEC. Our board of directors has determined that each of its members is able to read and understand fundamental financial statements and has substantial business experience that results in that member’s financial sophistication. Accordingly, our board of directors believes that each of its members have the sufficient knowledge and experience necessary to fulfill the duties and obligations that an audit committee would have.

     We have not adopted a code of ethics that applies to the Chief Executive Officer and Chief Financial Officer because we are still in the organizational stage with no meaningful operation. We believe that a formal written code of ethics is not necessary at this time.

Item 10. Executive Compensation.

					Long Term
		Annual Compensation			Compensation
					Awards
						Number of
				Other	Restricted	Securities	All
				Annual	Stock	Underlying	Other
Name and Principal Position	Year	Salary	Bonus	Compensation	Awards	Options	Compensation
C. Sean Childers	2004	$39,375	—	—	—	—	$1,331	(1)
President, Chief Executive
Officer and Director

Ted A. Murphy	2004	—	—	—	—	—	$22,500	(2)
Vice Chairman

(1)	Relates to health insurance paid in accordance with contract.

(2)	Consulting fees pursuant to consulting agreement.

Employment Agreements

     We have entered into an employment agreement with Sean Childers pursuant to which Mr. Childers will serve as the President and Chief Executive Officer of Hometown Community Bancshares and the proposed President and Chief Executive Officer of Hometown Community Bank. The employment agreement provides for a starting salary of $135,000 per annum. In addition, Mr. Childers will be eligible to receive warrants for the purchase of stock in the same capacity as each organizer and up to 25,000 stock options, exercisable at the initial offering price of Hometown Community Bancshares’ common stock. Mr. Childers will participate in and receive medical, dental, and disability coverage as provided to employees of Hometown Community Bank. In addition, Hometown Community Bank will reimburse Mr. Childers for reasonable out-of-pocket expenses incurred in the fulfilling of his duties and will pay other expenses as approved by the Board, including membership fees or dues for social and civic clubs and professional organizations. The employment agreement is terminable immediately for cause (as defined in the employment agreement) or upon the death or complete disability of Mr. Childers. The employment agreement may also be terminated by mutual agreement of the parties. In addition, Mr. Childers may not disclose any confidential information (as defined in the employment agreement) regarding Hometown Community Bancshares or Hometown Community Bank or its business.

     We have entered into a consulting agreement with Ted Murphy pursuant to which Mr. Murphy will serve as a consultant to Hometown Community Bank. The consulting agreement provides for a monthly compensation of $5,000 per month for a period of two years. In addition, Mr. Murphy will be eligible to receive up to 5,000 stock options, exercisable at the initial offering price of Hometown Community Bancshares’ common stock. In addition, Hometown Community Bank will reimburse Mr. Murphy for reasonable out-of-pocket expenses incurred in the fulfilling of his duties. The consulting agreement is terminable immediately for cause (as defined in the consulting agreement) or upon the death or complete disability of Mr. Murphy. In addition, Hometown Community Bank may terminate the consulting agreement without cause. The consulting agreement may also be terminated by mutual agreement of the parties. The consulting agreement will automatically terminate within twelve months of the date that efforts to obtain a charter for the operation of its banking corporation have ceased. In addition, Mr. Murphy may not disclose any confidential information (as defined in the employment agreement) regarding Hometown Community Bancshares or Hometown Community Bank or its business.

     No retirement, pension, profit sharing, stock option or insurance programs or other similar programs have been adopted by us for the benefit of its employees.

Director Compensation

     We do not intend to pay, nor permit Hometown Community Bank to pay, directors’ fees in the initial years of operation.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

     The following table sets forth the anticipated subscriptions of the organizers of Hometown Community Bank (each of whom is also a director of Hometown Community Bancshares), executive officers and others. The organizers may elect to purchase more than the shares indicated below. The only outstanding shares are place-holding shares owned by the current directors of Hometown Community Bancshares. These place-holding shares will be redeemed by Hometown Community Bancshares. Except as noted, each person or entity will have sole voting and sole investment power with respect to the shares shown.

		Percentage of	Percentage of
	Anticipated	Outstanding	Outstanding
Name	Subscription (1)(2)	Minimum (3)	Maximum (4)
Amyn A. Meghani	50,000	5.0%	4.2%
Ted A. Murphy	10,000	1.0%	0.8%
C. Sean Childers	10,000	1.0%	0.8%
D. Wendell Butler	25,000	2.5%	2.1%
Dr. Terry H. Elrod	25,000	2.5%	2.1%
Thomas C. Kitchen	25,000	2.5%	2.1%
Martha Martin	25,000	2.5%	2.1%
Chandra Kant I. “C.K.” Patel	25,000	2.5%	2.1%
Melvin “Monk” Tolbert	12,500	1.3%	1.0%
All directors and executive officers, as a group	207,500	20.8%	17.3%

(1)	All shares presently owned by the organizers were purchased at a price of $10.00 per share, the same price at which shares are being offered to the public.

(2)	All of the purchases will be at a price of $10.00 per share, the same price at which shares are being offered to the public. Organizers may purchase up to 100% of the shares in the offering, if necessary, for Hometown Community Bancshares to achieve the minimum capital requirement and also may decide to purchase additional shares in the offering even if the minimum offering is fully subscribed. Any shares purchased by the organizers in excess of their original commitment will be purchased for investment and not with a view to the resale of such shares. Although each organizer has agreed with the other organizers that he will subscribe for the number of shares indicated above, neither the organizers nor any other subscriber will be obligated to purchase shares except pursuant to a valid subscription agreement executed after receipt of this Prospectus. This table includes shares which are expected to be beneficially owned by the organizers upon completion of the offering.

(3)	Assumes that the minimum number of 1,000,000 shares are sold in the offering.

(4)	Assumes that the maximum number of 1,200,000 shares are sold in the offering.

     We know of no arrangement, the operation of which may, at a subsequent date, result in change in control of Hometown Community Bancshares.

Item 12. Certain Relationships and Related Transactions.

     We have entered into an option agreement with Amyn Meghani, our Chairman and an organizer and proposed Chairman of Hometown Community Bank, to acquire a 1.93 acre parcel of real property located at 6700 Highway 53, Braselton, Georgia, together with certain site improvements for a purchase price of $250,000 per acre on which we plan to construct the headquarters of Hometown Community Bank. Our Board of Directors

retained two independent MAI appraisers who both determined that the fair market value of the property with improvements is $505,000. The option to purchase at the negotiated price expires on May 9, 2005. Our Board of Directors is aware of this related party transaction and unanimously approved the option from Mr. Meghani subject to market value confirmation from an independent MAI appraisal. Mr. Meghani was not present for the vote on the transaction.

     For the first six months of operation, Hometown Community Bank will operate from a leased or purchased modular bank building located on the site of the headquarters. The modular bank building will be leased or purchased from an unrelated party. The organizers will construct a headquarters facility that Hometown Community Bank will occupy sometime during the second half of the first year of operation. The headquarters facility will be owned by Hometown Community Bank. The purchase of the real estate will be subject to appraisals and approval by the appropriate regulators.

     We and Hometown Community Bank may have banking and other transactions in the ordinary course of business with organizers, directors, and officers of Hometown Community Bancshares and Hometown Community Bank and their affiliates, including members of their families or corporations, partnerships, or other organizations in which such organizers, officers, or directors have a controlling interest, on substantially the same terms (including price, or interest rates and collateral) as those prevailing at the time for comparable transactions with unrelated parties. Such transactions are not expected to involve more than the normal risk of collectability nor present other unfavorable features to Hometown Community Bancshares and Hometown Community Bank. Hometown Community Bank is subject to a limit on the aggregate amount it could lend to its directors and officers and Hometown Community Bancshares’ directors and officers as a group equal to its unimpaired capital and surplus (or, under a regulatory exemption available to banks with less than $100 million in deposits, twice that amount), loans to individual directors and officers must also comply with Hometown Community Bank’s lending policies and statutory lending limits, and directors with a personal interest in any loan application will be excluded from the consideration of such loan application.

Item 13. Exhibits.

10.1	Employment Agreement by and between Hometown Community Bancshares and Sean Childers, dated September 1, 2004 (incorporated by reference from our Registration Statement on Form S-1 filed September 14, 2004. (SEC File No. 333-118982)).

10.2	Form of Escrow Agreement by and between Nexity Bank and Hometown Community Bancshares (incorporated by reference from our Registration Statement on Form S-1 filed September 14, 2004. (SEC File No. 333-118982)).

10.3	Consulting Agreement by and between Hometown Community Bancshares and Ted Murphy, dated August 16, 2004 (incorporated by reference from our Registration Statement on Form S-1 filed September 14, 2004. (SEC File No. 333-118982)).

10.4	Option Agreement by and between Hometown Community Bancshares and Dunhill Developers, LLC, dated September 2, 2004 (incorporated by reference from our Registration Statement on Form S-1 filed September 14, 2004. (SEC File No. 333-118982)).

31.1	Certification of Principal Executive Officer.

31.2	Certification of Principal Financial Officer.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

     Item 14. Principal Accountant Fees and Services.

     Nichols, Cauley & Associates, L.L.C. is our principal auditing accountant firm. Our Board of Directors has considered whether the provisions of audit services is compatible with maintaining Nichols, Cauley & Associates, L.L.C.’s independence.

Audit Fees

     The aggregate audit fees billed by Nichols, Cauley & Associates, L.L.C. for professional services rendered for the audit of our annual financial statements included in our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2004 were $2,371.

     There were no “audit related” fees in the year of 2004. There were no tax fees or other fees in the year of 2004 paid to any auditor or auditor affiliates.

     Our Board acts as the audit committee and had no “pre-approval policies and procedures” in effect for the auditors’ engagement for the audit year 2004.

SIGNATURES

     In accordance with the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HOMETOWN COMMUNITY BANCSHARES, INC.

	By:	/s/ C. Sean Childers

Dated: March 31, 2005		C. Sean Childers
President and Chief Executive Officer

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ C. Sean Childers C. Sean Childers	President, Chief Executive Officer (Principal Executive, Financial and Accounting Officer) and Director	March 31, 2005

/s/ Amyn A. Meghani Amyn A. Meghani	Chairman of the Board	March 31, 2005

/s/ Ted A. Murphy Ted A. Murphy	Vice Chairman of the Board	March 31, 2005

/s/ D. Wendell Butler D. Wendell Butler	Director	March 31, 2005

/s/ Dr. Terry H. Elrod Dr. Terry H. Elrod	Director	March 31, 2005

/s/ Thomas C. Kitchen Thomas C. Kitchen	Director	March 31, 2005

/s/ Martha Martin Martha Martin	Director	March 31, 2005

/s/ Chandra Kant I. “C.K.” Patel Chandra Kant I. “C.K.” Patel	Director	March 31, 2005

/s/ Melvin “Monk” Tolbert Melvin “Monk” Tolbert	Director	March 31, 2005